Form 10-K
period 2002-12-31
ACCREDITED HOME LENDERS ACCREDITED MORT LOAN TRUST 2002-2
filed 2003-03-27
CIK 1207516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-100619-01

            ACCREDITED HOME LENDERS ACCREDITED MORT LOAN TRUST 2002-2
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    33-0426859
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          15030 Avenue of Science
          Suite 100
          an Diego. CA                                            92128
         (Address of principal executive offices)               (Zip Code)

            Registrant's telephone number, including area code:
                               (858) 676-2100

           Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 3.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS A-1
     $178,667,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS A-2
     $250,056,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-2
     CLASS A-3
     $113,175,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 99.1 and 99.2

    (b) The following reports on Form 8-K were filed during the period covered by this report.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002, and filed with the Securities and Exchange Commission on
     Form 8-K on January 28,2003.

    (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         By: Accredited Home Lenders, Inc., as
                                   Master Servicer on behalf of the Registrant


                                          By: /s/: Ray W. McKewon
                                                   Ray W. McKewon
                                                   Executive Vice President
                                                   and Secretary

     Date:  March 27,2003


EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.



CERTIFICATION

I, Ray W. McKewon, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Accredited Mortgage Loan Trust 2002-2:

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing or similar agreement for inclusion is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public account, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing or similar, agreement, that is included in these reports.

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Deutsche Bank National Trust company, the Trustee.

Date: March 24,2003

By: /s/: Ray W. McKewon
Name: Ray W. McKewon
Title: Executive Vice President and Secretary

















99.1

ACCREDITED MORTGAGE LOAN TRUST 2002-2



ANNUAL STATEMENT AS TO COMPLIANCE

(Section 3.10 of the Indenture)




Pursuant to Section 3.10 of the Indenture dated as of November 25, 2002, between Accredited Mortgage Loan Trust 2002-2, as Issuer, and Deutsche Bank National Trust Company, as Indenture Trustee (the "Indenture"), the Master Servicer hereby states, on behalf of the Trust, that (initially capitalized terms used herein and not otherwise defined have the same meanings as under the Indenture):

1.James A. Konrath (the "Authorized Officer") is the duly elected, qualified and acting Chief Executive Officer of the Master Servicer.

2 A review of the fulfillment by the Trust during the preceding calendar year of its obligations under the Indenture has been made under the Authorized Officer's supervision.

3.To the best of the Authorized Officer's knowledge, based on such review, the Trust has complied with all conditions and covenants under the Indenture throughout such year.

EXECUTED as of the 24th day of March, 2003.

ACCREDITED HOME LENDERS, INC.
as Master Servicer on behalf of the Trust


By:/s/: James A. Konrath
        James A. Konrath
        Chief Executive Officer
..

99.2

Deloitte & Touche LLP
695 Toen Center Drive
Suite 1200
Costa Mesa, California 92626-7188

Tel: (714) 436-7100
Fax: (714) 436-7200
www.deloitte.com







                                                  Deloitte &Touche logo here


INDEPENDENT AUDITORS' REPORT

Board of Directors of
Accredited Home Lenders

We have examined management's assertion about Accredited Home Lenders, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for Accredited Home Lenders, Inc.'s the compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Accredited Home Lenders, Inc.'s compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provides legal determination on Accredited Home Lenders, Inc's compliance with the minimum servicing standards.

Prior to November 1, 200, Accredited Home Lenders, Inc. used a subservicer to perform substantially all of its servicing functions. Beginning November 1, 2002, Accredited Home Lenders, Inc. began performing the servicing functions with respect to loans it originated or acquired after that date. This report relates only to those loans for which the Company is performing the servicing function.

In our opinion, management's assertion that Accredited Home Lenders, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.



/s/: Deloitte & Touche LLP


February 19, 2003


Deloitte
Touche
Tohmatsu










Accredited Home Lenders logo here

15030 Avenue of Science Ste 100
San Diego, California 92128
Telephone (858) 676-2100 (800) 690-6000
Fax (858) 676-2170


February 19, 2003

As of and for the year ended December 31, 2002, Accredited Home Lenders, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as set forth in the attached exhibit. As of and for this same period, Accredited Home Lenders, Inc had in effect fidelity bond coverage in the amount of $10.0 million and errors and omissions policy in the amount of $1.5 million





/s/: James A. Konrath
James A. Konrath
Chief Executive Officer

/s/: Jeff Crawford
Jeff Crawford
Director of Operations

/s/: John Buchanan
John Buchanan
Chief Financial Officer

/s/: Pam Duffy
Pam Duffy
Controller





















EXHIBIT for USAP

MINIMUM SERVICING STANDARDS I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
 Be mathematically accurate;
 Be prepared within forty-five (45) calendar days after the cutoff date;
 Be reviewed and approved by someone other than the person who prepared the reconciliation; and
Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal
Balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.